Form 10-Q
period 2026-07-31
Arterior Solutions Corp
filed 2026-08-20
CIK 2133770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2026

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-296039

ARTERIOR SOLUTIONS CORP
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7389

(Primary Standard Industrial Classification Code Number)

32-0818649

(IRS Employer Identification No.)

15 Karadjordjeva St. Prnjavor, Bosnia and Herzegovina 78430

Tel: (307) 655-6776

(Address and telephone number of registrant's principal executive office)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐    NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 20, 2026
Common Stock, $0.001	8,800,000

ARTERIOR SOLUTIONS CORP

PART I. FINANCIAL INFORMATION

ARTERIOR SOLUTIONS CORP
BALANCE SHEET

	As of July 31, 2026 (Unaudited)	As of April 30, 2026 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,262	$8,900
TOTAL CURRENT ASSETS	$9,262	$8,900

NON-CURRENT ASSETS
Website	$2,948	$-
TOTAL NON-CURRENT ASSETS	$2,948	$-

TOTAL ASSETS	$12,211	$8,900

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loan from related party	$7,578	$504
TOTAL CURRENT LIABILITIES	$7,578	$504

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized; 8,800,000 shares issued and outstanding	$8,800	$8,800
Retained Earnings (Accumulated Deficit)	$(4,167)	$(404)
TOTAL STOCKHOLDERS' EQUITY	$4,633	$8,396

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$12,211	$8,900

The accompanying notes are an integral part of these unaudited financial statements.

ARTERIOR SOLUTIONS CORP
STATEMENT OF OPERATIONS
Unaudited
	Three months ended July 31, 2026	For the Period from June 23, 2025 (Inception) through July 31, 2025

REVENUE	$5,140	$-

OPERATING EXPENSES
Amortization expense - Website	$102	$-
Bank charges	$90	$-
Legal and professional fees	$8,712	$353
TOTAL FOR OPERATING EXPENSES	$8,903	$353

Income (Loss) before Taxes	$(3,763)	$(353)
Provision for income taxes	$-	$-
Net Income (Loss)	$(3,763)	$(353)

Income (Loss) per common share, basic and diluted	$(0.00)	$-

Weighted average number of common shares outstanding, basic and diluted	8,800,000	0

The accompanying notes are an integral part of these unaudited financial statements.

ARTERIOR SOLUTIONS CORP
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JUNE 23, 2025) to JULY 31, 2026
Unaudited

	Common stock		Additional Paid-In-	Accumulated earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance as of June 23, 2025 (Inception)	-	$-	$-	$-	$-
Shares issued	8,800,000	$8,800	$-	$-	$8,800
Net income (loss)	-	$-	$-	$(404)	$(404)
Balance as of April 30, 2026	8,800,000	$8,800	$-	$(404)	$8,396
Net income (loss)	-	$-	$-	$(3,763)	$(3,763)
Balance as of July 31, 2026	8,800,000	$8,800	$-	$(4,167)	$4,633

The accompanying notes are an integral part of these unaudited financial statements.

ARTERIOR SOLUTIONS CORP
STATEMENT OF CASH FLOWS
Unaudited

	Three months ended July 31, 2026	For the Period from June 23, 2025 (Inception) through July 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,763)	$(353)
Amortization expenses	$102	$-
Net cash used in operating activities	$(3,662)	$(353)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Website	$(3,050)	$-
Net cash used in investing activities	$(3,050)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$7,074	$353
Proceeds from issuance of common stock	$-	$-
Net cash provided by financing activities	$7,074	$353

Net cash increase (decrease) for period	$362	$-
Cash at beginning of period	$8,900	$-
Cash at end of period	$9,262	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARTERIOR SOLUTIONS CORP

NOTES TO THE UNAUDITED FINANCIAL

STATEMENTS FOR THE PERIOD ENDED

JULY 31, 2026

NOTE 1 - ORGANIZATION AND BUSINESS

Arterior Solutions Corp (the “Company”) was incorporated under the laws of the State of Wyoming on June 23, 2025. The Company’s fiscal year ends on April 30. The Company is an early-stage company focused on interior design, exterior design, and conceptual design-support services.

Since incorporation, the Company’s activities have consisted primarily of organizational activities, preparation of its business plan, initial market research, opening a bank account, issuing common stock to its founders and executive officers, and related start-up activities. During the quarter ended July 31, 2026, the Company generated its first revenue of $5,140 under a contract with its initial customer.

The Company’s planned operations include developing its design service capabilities, establishing basic administrative infrastructure, developing a company website, conducting limited marketing activities, and engaging independent contractors or freelancers as needed to support design-related projects. The Company’s ability to implement its business plan depends on its ability to raise additional capital and generate revenues from future operations.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of July 31, 2026, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business.

Management believes it has the ability to obtain financing; however, there can be no assurance that such financing will be available on favorable terms, if at all. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and ultimately achieve profitable operations.

The Company has an accumulated deficit of $4,167 as of July 31, 2026. The Company has limited financial resources and may require additional funding to sustain operations over the next twelve months. As of July 31, 2026, the Company had cash of $9,262 and liabilities of $7,578. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include raising additional capital through the Company’s planned public offering or other financing sources, controlling operating costs, developing the Company’s planned design-support services, conducting limited marketing activities, and seeking customer engagements. Mira Palic, the Company’s President, Treasurer and sole Director, has informally indicated a willingness to advance funds to cover certain professional fees and operating expenses if necessary; however, there is no formal commitment, agreement, or legal obligation for her to provide additional funding.

These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

New Accounting Pronouncements

Management of Arterior Solutions Corp continues to monitor and evaluate recently issued accounting pronouncements that are not yet effective. Management will adopt these standards as required and does not expect that recently issued standards will have a material impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of July 31, 2026, cash and cash equivalents consisted primarily of deposits held with financial institutions.

Intangible Assets

The Company capitalizes expenditures directly related to the acquisition and development of intangible assets. The Company’s website is classified as a finite-lived intangible asset and is carried at its historical cost of $3,050, less accumulated amortization and any impairment losses. The website was placed into service during the quarter ended July 31, 2026. Amortization expense was $102 for the three months ended July 31, 2026. The website is amortized on a straight-line basis over an estimated useful life of five years.

Amortization of Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company amortizes the website’s cost over five years, with amortization calculated and recorded each month. This results in a monthly amortization expense of $51, recognized in the Statement of Operations. The Company periodically reassesses the estimated useful lives and amortization methods to ensure they remain appropriate and accurately reflect the assets’ expected consumption of economic benefits.

Rounding Policy

All amounts in these financial statements are presented in U.S. dollars and rounded to the nearest dollar, unless otherwise indicated.

Revenue Recognition

Revenue is recognized when control of promised services is transferred to customers, in an amount that reflects the consideration the Company expects to receive, in accordance with ASC 606, “Revenue from Contracts with Customers.”

Revenue is recognized when all of the following criteria are met: the performance obligations in the contract have been identified, the transaction price has been determined, the transaction price has been allocated to the performance obligations, and the revenue is recognized when, or as, those performance obligations are satisfied.

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities, as well as for net operating losses and tax credit carryforwards. A valuation allowance is recorded when necessary to reduce deferred tax assets to the amount expected to be realized. As of July 31, 2026, Arterior Solutions Corp has not recorded a provision for income taxes as no taxable income was recognized under U.S. tax law.

Fair Value of Financial Instruments

The Company follows the guidance under ASC 820, “Fair Value Measurements,” and ASC 825, “Financial Instruments,” which require disclosures about the fair value of financial instruments. Fair value estimates presented in these financial statements are based upon market assumptions and information available to management as of July 31, 2026.

Earnings per Share

The Company follows ASC 260, “Earnings Per Share,” which governs the calculation, presentation, and disclosure of earnings (loss) per share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. As the Company has no potentially dilutive securities, diluted earnings per share is the same as basic earnings per share.

Segment Reporting

The Company follows ASC 280, Segment Reporting. The Company’s chief operating decision maker is its President, Treasurer and sole Director, Mira Palic. The Company currently manages its operations as one operating and reportable segment related to interior design, exterior design, and conceptual design-support services.

During the quarter ended July 31, 2026, the Company generated its first revenue of $5,140 under a contract with its initial customer. Management reviews the Company’s financial information on a company-wide basis and uses net income or loss as reported in the statement of operations to assess performance and allocate resources. Significant expenses reviewed by management consisted of legal and professional fees of $8,712 for the period. The Company had one customer, revenue of $5,140, and one long-lived asset - Website, net book value of $2,948 as of July 31, 2026.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of April 30, 2026, the outstanding amount due to Mira Palic, the Company's President, Treasurer, Director and shareholder, was $504, consisting of $404 of expenses paid on behalf of the Company and $100 advanced in cash.

During the three months ended July 31, 2026, Ms. Palic advanced an additional $7,074 in cash to the Company to support its operations. As of July 31, 2026, the outstanding amount due to related party was $7,578. These advances are non-interest bearing, unsecured, due on demand, and have no fixed terms of repayment.

The Company uses office space provided by Mira Palic at no cost. No rent expense was recorded for the period from June 23, 2025 through July 31, 2026.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

As of July 31, 2026, the Company had 8,800,000 shares of common stock issued and outstanding. The Company had no stock options, warrants, convertible instruments, or other potentially dilutive securities outstanding as of July 31, 2026.

NOTE 6 - MANAGEMENT’S PLANS AND LIQUIDITY

For the period from June 23, 2025 (inception) through July 31, 2026, the Company generated revenues of $5,140 and incurred total expenses of $9,307, resulting in a net loss of $4,167. The Company’s activities during the period consisted primarily of organizational activities, preparation of its business plan, opening a bank account, issuance of common stock to its founders and executive officers, and related start-up activities.

As of July 31, 2026, the Company had cash of $9,262, total liabilities of $7,578, and stockholders' equity of $4,633. The Company’s available cash is not sufficient to fully implement its business plan or satisfy anticipated public reporting and operating expenses for the next twelve months.

Management plans to seek additional capital through the Company’s planned public offering and to use available funds to develop the Company’s design-support services, including website development, limited marketing activities, administrative infrastructure, and engagement of independent contractors or freelancers as needed. There can be no assurance that the Company will be successful in raising additional capital, generating revenues, or implementing its business plan.

NOTE 7 - SUBSEQUENT EVENTS

On August 3, 2026, the Company requested, pursuant to Rule 461(a) under the Securities Act of 1933, that the effective date of its Registration Statement on Form S-1 (File No. 333-296039) be accelerated. The Registration Statement was declared effective by the Securities and Exchange Commission on August 6, 2026. As of the date these financial statements were available to be issued, no shares had been sold and the Company had received no proceeds under the offering. Management evaluated all other subsequent events through the date these financial statements were available to be issued and concluded that no other subsequent events requiring disclosure occurred after July 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Arterior Solutions Corp was incorporated in the State of Wyoming on June 23, 2025. We are an early-stage company focused on interior design, exterior design, and conceptual design-support services. Our fiscal year ends on April 30. To date, our activities have consisted primarily of organizational matters, preparing our business plan, launching our website at www.arterior-solutions.com, and completing our first customer engagement.

RESULTS OF OPERATIONS

The following discussion summarizes our results of operations for the three months ended July 31, 2026. The Company was incorporated on June 23, 2025, and its activities during the corresponding prior-year period consisted solely of organizational matters.

As of July 31, 2026, our total assets were $12,211, compared to $8,900 as of April 30, 2026. The increase was primarily attributable to the capitalization of website development costs of $3,050, net of accumulated amortization of $102, together with an increase in cash of $362. As of July 31, 2026, our total liabilities were $7,578, compared to $504 as of April 30, 2026, reflecting additional advances received from a related party.

Stockholders' equity was $4,633 as of July 31, 2026, compared to $8,396 as of April 30, 2026. The decrease was attributable to the net loss of $3,763 incurred during the period. No shares of common stock were issued during the three months ended July 31, 2026.

Three Month Period Ended July 31, 2026

Income

During the three-month period ended July 31, 2026, the Company generated revenue of $5,140 from a single customer engagement under the Architectural and Design Services Contract dated June 16, 2026. No direct cost of services was incurred in connection with this engagement, and gross profit was $5,140. The Company generated no revenue during the corresponding prior-year period.

Operating Expenses

During the three-month period ended July 31, 2026, we incurred total operating expenses of $8,903, consisting of legal and professional fees of $8,712, amortization expense related to our website of $102, and bank charges of $90. Legal and professional fees consisted primarily of audit fees of $5,000, SEC registration and EDGAR filing fees of $1,525, a legal opinion fee of $1,500, tax preparation fees of $475, and registered agent fees of $212. Operating expenses for the corresponding prior-year period were $353, consisting of incorporation costs paid by our President on behalf of the Company.

Our net loss for the three-month period ended July 31, 2026 was $3,763, compared to $353 for the corresponding prior-year period.

Cash Flows from Operating Activities

For the three-month period ended July 31, 2026, net cash used in operating activities was $3,662, consisting of our net loss of $3,763, partially offset by non-cash amortization expense of $102.

Cash Flows from Investing Activities

For the three-month period ended July 31, 2026, net cash used in investing activities was $3,050, consisting of payments for website development.

Cash Flows from Financing Activities

For the three-month period ended July 31, 2026, net cash provided by financing activities was $7,074, consisting of advances received from a related party. We received no proceeds from the issuance of common stock during the period.

Stockholders’ Equity

No shares of common stock were issued during the three months ended July 31, 2026. As of July 31, 2026, we had 8,800,000 shares of common stock issued and outstanding and an accumulated deficit of $4,167.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, anticipated cash flow from operations, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, related party advances, and anticipated cash flow are not expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through advances from a related party and issuances of equity securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with anticipated cash flow from operations, further issuances of securities, and related party advances, if needed. Thereafter, we may need to raise additional capital and continue generating revenues to meet long-term operating requirements. Additional issuances of equity securities may result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis.

As of July 31, 2026, the Company had cash and cash equivalents of $9,262, total liabilities of $7,578, an accumulated deficit of $4,167, and negative cash flows from operating activities of $3,662 for the three months ended July 31, 2026. The Company has a limited operating history, has completed only one customer engagement, and does not have sufficient capital to fully implement its business plan.

Accordingly, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these conditions include raising additional capital through the Company's public offering or other financing sources, controlling operating costs, and seeking additional customer engagements. There can be no assurance that these plans will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. This conclusion was based on the lack of segregation of duties resulting from our limited personnel, the absence of an audit committee, and the absence of formally documented internal control policies and procedures.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended July 31, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Mira Palic
Mira Palic	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)	August 20, 2026

