Form 10-Q
period 2026-10-31
Arterior Solutions Corp
filed 2026-11-13
CIK 2133770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-296039

ARTERIOR SOLUTIONS CORP
(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation)

7389

(Primary Standard Industrial Classification Code Number)

32-0818649

(IRS Employer Identification No.)

15 Karadjordjeva St.

Prnjavor, Bosnia and Herzegovina 78430

Tel: (307) 655-6776

(Address and telephone number of registrant’s principal executive office)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2026
Common Stock, $0.001	9,698,650

ARTERIOR SOLUTIONS CORP

PART I. FINANCIAL INFORMATION

ARTERIOR SOLUTIONS CORP

BALANCE SHEETS

	As of October 31, 2026 (Unaudited)	As of April 30, 2026 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,548	$8,900
TOTAL CURRENT ASSETS	$27,548	$8,900

NON-CURRENT ASSETS
Property and equipment - Computer, net	$1,500	$-
Intangible assets - Website, net	$2,796	$-
TOTAL NON-CURRENT ASSETS	$4,296	$-

TOTAL ASSETS	$31,844	$8,900

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from related party	$7,578	$504
TOTAL CURRENT LIABILITIES	$7,578	$504

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized; 9,633,650 and 8,800,000 shares issued and outstanding as of October 31, 2026 and April 30, 2026	$9,634	$8,800
Additional Paid-In Capital	$15,839	$-
Retained Earnings (Accumulated Deficit)	$(1,207)	$(404)
TOTAL STOCKHOLDERS’ EQUITY	$24,266	$8,396

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$31,844	$8,900

The accompanying notes are an integral part of these unaudited financial statements.

ARTERIOR SOLUTIONS CORP

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended October 31, 2026	Three months ended October 31, 2025	Six months ended October 31, 2026	For the Period from June 23, 2025 (Inception) through October 31, 2025
Revenue	$16,500	$-	$21,640	$-
Cost of services	$10,130	$-	$10,130	$-
Gross profit	$6,370	$-	$11,510	$-

OPERATING EXPENSES
Amortization expense - Website	$153	$-	$254	$-
Depreciation expense - Computer	$79	$-	$79	$-
Bank charges	$271	$-	$361	$-
Legal and professional fees	$2,900	$-	$11,612	$353
Software subscriptions	$7	$-	$7	$-
TOTAL OPERATING EXPENSES	$3,410	$-	$12,313	$353

Income (Loss) before Taxes	$2,960	$-	$(803)	$(353)
Provision for income taxes	$-	$-	$-	$-
Net Income (Loss)	$2,960	$-	$(803)	$(353)

Income (Loss) per common share, basic and diluted	$0.00	$-	$(0.00)	$-

Weighted average number of common shares outstanding, basic and diluted	9,068,254	-	8,934,127	-

The accompanying notes are an integral part of these unaudited financial statements.

ARTERIOR SOLUTIONS CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JUNE 23, 2025) to OCTOBER 31, 2026

Unaudited

	Common stock		Additional Paid-In	Accumulated earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance as of June 23, 2025 (Inception)	-	$-	$-	$-	$-
Shares issued	8,800,000	$8,800	$-	$-	$8,800
Net income (loss)	-	$-	$-	$(404)	$(404)
Balance as of April 30, 2026	8,800,000	$8,800	$-	$(404)	$8,396
Net income (loss)	-	$-	$-	$(3,763)	$(3,763)
Balance as of July 31, 2026	8,800,000	$8,800	$-	$(4,167)	$4,633
Shares issued	833,650	$834	$15,839	$-	$16,673
Net income (loss)	-	$-	$-	$2,960	$2,960
Balance as of October 31, 2026	9,633,650	$9,634	$15,839	$(1,207)	$24,266

The accompanying notes are an integral part of these unaudited financial statements.

ARTERIOR SOLUTIONS CORP

STATEMENT OF CASH FLOWS

Unaudited

	Six months ended October 31, 2026	For the Period from June 23, 2025 (Inception) through October 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(803)	$(353)
Depreciation expenses	$79	$-
Amortization expenses	$254	$-
Net cash used in operating activities	$(470)	$(353)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Computer	$(1,579)	$-
Payment for Website	$(3,050)	$-
Net cash used in investing activities	$(4,629)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$7,074	$353
Proceeds from issuance of common stock	$16,673	$-
Net cash provided by financing activities	$23,747	$353

Net cash increase (decrease) for period	$18,648	$-
Cash at beginning of period	$8,900	$-
Cash at end of period	$27,548	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARTERIOR SOLUTIONS CORP

NOTES TO THE UNAUDITED FINANCIAL

STATEMENTS FOR THE PERIOD ENDED

OCTOBER 31, 2026

NOTE 1 - ORGANIZATION AND BUSINESS

Arterior Solutions Corp (the “Company”) was incorporated under the laws of the State of Wyoming on June 23, 2025. The Company’s fiscal year ends on April 30. The Company provides interior design, exterior design, and conceptual design-support services.

The Company’s ability to implement its business plan depends on its ability to raise additional capital and generate revenues from future operations.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of October 31, 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As of October 31, 2026, the Company had an accumulated deficit of $1,207 and negative cash flows from operating activities of $470 for the six months ended October 31, 2026.

Management believes that existing cash resources, together with anticipated cash flows from operations, may not be sufficient to meet the Company’s obligations and fund its planned operations for at least the next twelve months. Management plans to address these conditions by continuing the sale of common stock under the Company’s registration statement, seeking additional customer engagements, and controlling operating costs; however, there can be no assurance that these plans will be successful.

Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of October 31, 2026, cash and cash equivalents consisted primarily of deposits held with financial institutions.

Intangible Assets

The Company capitalizes expenditures directly related to the acquisition and development of intangible assets. The Company’s website is classified as a finite-lived intangible asset and is carried at its historical cost of $3,050, less accumulated amortization and any impairment losses. The website was placed into service during the quarter ended July 31, 2026. Amortization expense was $153 and $254 for the three and six months ended October 31, 2026, respectively. As of October 31, 2026, the website had a net book value of $2,796, net of accumulated amortization of $254. The website is amortized on a straight-line basis over an estimated useful life of five years.

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

Property and Equipment

The Company capitalizes expenditures directly related to the acquisition of property and equipment. The Company’s computer equipment is carried at its historical cost of $1,579, less accumulated depreciation and any impairment losses. The computer equipment was placed into service during the quarter ended October 31, 2026. Depreciation expense was $79 for the three and six months ended October 31, 2026. As of October 31, 2026, the computer equipment had a net book value of $1,500, net of accumulated depreciation of $79. The computer equipment is depreciated on a straight-line basis over an estimated useful life of five years.

Depreciation of Property and Equipment

Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company depreciates the computer equipment’s cost over five years, with depreciation calculated and recorded each month. This results in a monthly depreciation expense of $26, recognized in the Statement of Operations. The Company periodically reassesses the estimated useful lives and depreciation methods to ensure they remain appropriate and accurately reflect the assets’ expected consumption of economic benefits.

Rounding Policy

All amounts in these financial statements are presented in U.S. dollars and rounded to the nearest dollar, unless otherwise indicated.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of the promised services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. To achieve this core principle, the Company applies the following five-step model:

(i)

Identify the contract with the customer. The Company accounts for a contract when it has been approved in writing by both parties, the rights of the parties and the payment terms are identified, the contract has commercial substance, and collection of the consideration is probable.

(ii)

Identify the performance obligations. The Company’s design services contracts provide for the preparation and delivery of a complete set of design documentation for a specific project. The individual deliverables are highly interrelated and are combined into a single output for the customer; accordingly, each contract is accounted for as a single performance obligation.

(iii)

Determine the transaction price. The transaction price is the fixed fee stated in the contract. The Company’s contracts do not include variable consideration. Customer prepayments are received less than one year before the services are delivered; accordingly, the Company does not adjust the transaction price for a significant financing component.

(iv)	Allocate the transaction price to the performance obligations. As each contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation.

(v)

Recognize revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are satisfied at a point in time. The customer does not obtain control of the design documentation as it is being prepared, and the Company does not have an enforceable right to payment for performance completed to date. Rights to the deliverables transfer to the customer upon delivery and full payment. Accordingly, revenue is recognized at the point in time when the completed design documentation is delivered to and accepted by the customer, as evidenced by a signed certificate of completion and acceptance.

Amounts received from customers before the performance obligation is satisfied are recorded as unearned revenue (a contract liability) and are recognized as revenue upon delivery and acceptance of the services.

During the three and six months ended October 31, 2026, the Company recognized revenue of $16,500 and $21,640, respectively, from design services. As of October 31, 2026, the Company had no deferred revenue.

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities, as well as for net operating losses and tax credit carryforwards. A valuation allowance is recorded when necessary to reduce deferred tax assets to the amount expected to be realized. As of October 31, 2026, Arterior Solutions Corp has not recorded a provision for income taxes as no taxable income was recognized under U.S. tax law.

Fair Value of Financial Instruments

The Company follows the guidance under ASC 820, “Fair Value Measurements,” and ASC 825, “Financial Instruments,” which require disclosures about the fair value of financial instruments. Fair value estimates presented in these financial statements are based upon market assumptions and information available to management as of October 31, 2026.

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

During the three and six months ended October 31, 2026, the Company generated revenue of $16,500 and $21,640, respectively. Management reviews the Company’s financial information on a company-wide basis and uses net income or loss as reported in the statement of operations to assess performance and allocate resources. Significant expenses reviewed by management consisted of cost of services of $10,130 and legal and professional fees of $2,900 and $11,612 for the three and six months ended October 31, 2026, respectively. The Company had two long-lived assets as of October 31, 2026 - Website, net book value of $2,796, and Computer equipment, net book value of $1,500.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of April 30, 2026, the outstanding amount due to Mira Palic, the Company’s President, Treasurer, Director and shareholder, was $504, consisting of $404 of expenses paid on behalf of the Company and $100 advanced in cash.

During the six months ended October 31, 2026, Ms. Palic advanced an additional $7,074 in cash to the Company to support its operations. As of October 31, 2026, the outstanding amount due to related party was $7,578. These advances are non-interest bearing, unsecured, due on demand, and have no fixed terms of repayment.

The Company uses office space provided by Mira Palic at no cost. No rent expense was recorded for the period from June 23, 2025 through October 31, 2026.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended October 31, 2026, the Company issued 833,650 shares of common stock at $0.02 per share for total proceeds of $16,673 under its Registration Statement on Form S-1. As of October 31, 2026, the Company had 9,633,650 shares of common stock issued and outstanding. The Company had no stock options, warrants, convertible instruments, or other potentially dilutive securities outstanding as of October 31, 2026.

NOTE 6 - MANAGEMENT’S PLANS AND LIQUIDITY

For the period from June 23, 2025 (inception) through October 31, 2026, the Company generated revenues of $21,640 and incurred total expenses of $22,847, resulting in a net loss of $1,207.

As of October 31, 2026, the Company had cash of $27,548, total liabilities of $7,578, and stockholders’ equity of $24,266. The Company’s available cash is not sufficient to fully implement its business plan or satisfy anticipated public reporting and operating expenses for the next twelve months.

Management intends to fund the Company’s operations through continued sales of common stock under its registration statement and revenues from customer engagements, and to use available funds for marketing, administrative needs, and independent contractors as required. There can be no assurance that these efforts will be successful.

NOTE 7 - SUBSEQUENT EVENTS

Management evaluated subsequent events through the date these financial statements were available to be issued.

On November 3, 2026, the Company issued 65,000 shares of common stock at $0.02 per share for total proceeds of $1,300 under its Registration Statement on Form S-1.

Management concluded that no other subsequent events requiring disclosure occurred after October 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Arterior Solutions Corp was incorporated in the State of Wyoming on June 23, 2025. We are an early-stage company focused on interior design, exterior design, and conceptual design-support services. Our fiscal year ends on April 30. To date, our activities have consisted primarily of organizational matters, preparing our business plan, launching our website at www.arterior-solutions.com, and completing two customer engagements.

RESULTS OF OPERATIONS

The following discussion summarizes our results of operations for the three and six months ended October 31, 2026. The Company was incorporated on June 23, 2025, and its activities during the corresponding prior-year period consisted solely of organizational matters.

As of October 31, 2026, our total assets were $31,844, compared to $8,900 as of April 30, 2026. The increase was primarily attributable to an increase in cash of $18,648, the website with a net book value of $2,796, and computer equipment with a net book value of $1,500. As of October 31, 2026, our total liabilities were $7,578, compared to $504 as of April 30, 2026, reflecting additional advances received from a related party.

Stockholders’ equity was $24,266 as of October 31, 2026, compared to $8,396 as of April 30, 2026. The increase was attributable to proceeds of $16,673 from the issuance of 833,650 shares of common stock, partially offset by the net loss of $803 incurred during the six months ended October 31, 2026.

Three Month Period Ended October 31, 2026

Income

During the three-month period ended October 31, 2026, the Company generated revenue of $16,500 from a single customer engagement under the Architectural and Design Services Agreement dated August 3, 2026. Cost of services was $10,130, and gross profit was $6,370. The Company generated no revenue during the corresponding prior-year period.

Operating Expenses

During the three-month period ended October 31, 2026, we incurred total operating expenses of $3,410, consisting of legal and professional fees of $2,900, bank charges of $271, amortization expense related to our website of $153, depreciation expense related to our computer equipment of $79, and software subscriptions of $7. Legal and professional fees consisted of quarterly review fees of $2,150 and EDGAR filing fees of $750. The Company incurred no operating expenses during the corresponding prior-year period.

Our net income for the three-month period ended October 31, 2026 was $2,960, compared to $0 for the corresponding prior-year period.

Six Month Period Ended October 31, 2026

Income

During the six-month period ended October 31, 2026, the Company generated revenue of $21,640, consisting of $5,140 under the Architectural and Design Services Contract dated June 16, 2026 and $16,500 under the Architectural and Design Services Agreement dated August 3, 2026. Cost of services was $10,130, and gross profit was $11,510. The Company generated no revenue during the period from June 23, 2025 (inception) through October 31, 2025.

Operating Expenses

During the six-month period ended October 31, 2026, we incurred total operating expenses of $12,313, consisting of legal and professional fees of $11,612, bank charges of $361, amortization expense related to our website of $254, depreciation expense related to our computer equipment of $79, and software subscriptions of $7. Legal and professional fees consisted primarily of audit and review fees of $7,150, SEC registration and EDGAR filing fees of $2,275, a legal opinion fee of $1,500, tax preparation fees of $475, and registered agent fees of $212. Operating expenses for the period from June 23, 2025 (inception) through October 31, 2025 were $353, consisting of incorporation costs paid by our President on behalf of the Company.

Our net loss for the six-month period ended October 31, 2026 was $803, compared to $353 for the period from June 23, 2025 (inception) through October 31, 2025.

Cash Flows from Operating Activities

For the six-month period ended October 31, 2026, net cash used in operating activities was $470, consisting of our net loss of $803, partially offset by non-cash depreciation and amortization expense of $333.

Cash Flows from Investing Activities

For the six-month period ended October 31, 2026, net cash used in investing activities was $4,629, consisting of payments for website development of $3,050 and the purchase of computer equipment of $1,579.

Cash Flows from Financing Activities

For the six-month period ended October 31, 2026, net cash provided by financing activities was $23,747, consisting of proceeds from the issuance of common stock of $16,673 and advances received from a related party of $7,074.

Stockholders’ Equity

During the three months ended October 31, 2026, we issued 833,650 shares of common stock at $0.02 per share for total proceeds of $16,673. As of October 31, 2026, we had 9,633,650 shares of common stock issued and outstanding and an accumulated deficit of $1,207.

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

As of October 31, 2026, the Company had an accumulated deficit of $1,207 and negative cash flows from operating activities of $470 for the six months ended October 31, 2026.

Management believes that existing cash resources, together with anticipated cash flows from operations, may not be sufficient to meet the Company’s obligations and fund its planned operations for at least the next twelve months. Management plans to address these conditions by continuing the sale of common stock under the Company’s registration statement, seeking additional customer engagements, and controlling operating costs; however, there can be no assurance that these plans will be successful.

Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of this report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended October 31, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Mira Palic
Mira Palic	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)	November 13, 2026

